Form 10-K405
period 1995-12-31
CARGILL FINANCIAL SERVICES CORP
filed 1998-05-29
CIK 884099

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-K

                                   ANNUAL REPORT
                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1995
                         Commission file number:  33-96500

            Access Financial Manufactured Housing Contract Trust 1995-1,
            ------------------------------------------------------------
               by Cargill Financial Services Corporation, as Sponsor
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


 Delaware                                                 41-1492786
 --------                                                 ----------
(State or other jurisdiction                             (IRS employer
 of incorporation)                                        identification number)


                             c/o Cargill, Incorporated
Attention: Phillip M. Fantle, Esq., 6000
Clearwater Drive, Minnetonka, Minnesota                               55343-9497
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


         Registrant's telephone number, including area code:  (612)984-3444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     NO   X
                                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The Registrant has no voting stock or class of common stock held by a non-affiliate as of the date of this report.

PART I

The Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1995-1 (the "Certificates") represent interests in a pool of actuarial manufactured housing installments sales contracts and installment loan agreements (the "Contracts") and certain related property held by the Access Financial Manufactured Housing Contract Trust 1995-1 (the "Trust"). The Contracts were conveyed to the Trust by Cargill Financial Services Corporation (the "Sponsor").

The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "not applicable" have been omitted as a result of this reliance.

ITEM 1  BUSINESS

Not applicable

ITEM 2  PROPERTIES

The Trust's sole asset is a pool of actuarial manufactured housing installments sales contracts and installment loan agreements originated or acquired by Access Financial Lending Corp. (formerly Access Financial Corp.).

ITEM 3  LEGAL PROCEEDINGS

Cargill Financial Services Corporation is not aware of any material pending litigation involving the Registrant, the Trustee, the Seller or the Servicer with respect to the Certificates or the Registrant's Property.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No vote or consent of holders of any class of certificate was solicited for any purpose during the year ended December 31, 1995.

PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

Each Class of the Certificates representing investors' interests in the Trust is represented by a single Certificate of such Class registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC"). To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

ITEM 6  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11 EXECUTIVE COMPENSATION

Not applicable.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Certificates representing the investors' interests in the Trust are represented by a single Certificate registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede is the sole holder of record of Certificates which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is:
                    Cede & Co.
                    c/o The Depository Trust Company
                    Seven Hanover Square
                    New York, New York  10004
The Seller is not aware of any Schedule 13D or 13G filed with Commission in respect of the Certificates.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.     Financial Statements

               Not applicable.

        2.     Financial Statement Schedules

               Not applicable.

        3.     See Exhibit 99 below

(b)     The following reports on Form 8-K were filed for fiscal 1995.

        Date of Report                  Item Covered
        May 27, 1998                    Monthly Reports to Certificate Holders

(c)     Exhibit 99

        99.1        Summary of Monthly Reports (November 1995 through December
                    1995)
        99.2        Uniform Single Attestation Program for Mortgage Bankers

(d)     Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 27, 1998

                                             CARGILL FINANCIAL SERVICES
                                             CORPORATION, as Sponsor


                                             By:  /s/  Robert D. Beach
                                                  -------------------------
                                                  ROBERT D. BEACH
                                                  Vice President

                                  INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION                                                 PAGE
------         -------------------------------------------------------     ----
99.1           Summary of Monthly Reports (November 1995 through
               December 1995)
99.2           Uniform Single Attestation Program for Mortgage Bankers