Form 10-K405
period 1996-12-31
CARGILL FINANCIAL SERVICES CORP
filed 1998-05-29
CIK 884099

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-K

                                   ANNUAL REPORT
                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1996
                         Commission file number:  33-96500

            Access Financial Manufactured Housing Contract Trust 1996-1,
           -------------------------------------------------------------
               by Cargill Financial Services Corporation, as Sponsor
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


     Delaware                                          41-1492786
     --------                                          ----------
     (State or other jurisdiction                      (IRS employer
      of incorporation)                                identification number)


Attention: Phillip M. Fantle, Esq.,
-----------------------------------
6000 Clearwater Drive, Minnetonka, Minnesota                     55343-9497
---------------------------------------------                    ----------
(Address of principal executive offices)                         (Zip Code)


         Registrant's telephone number, including area code:  (612)984-3444

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

PART I

The Manufactured Housing Contract Senior/Subordinate Pass-Through Certificates, Series 1996-1 (the "Certificates") represent interests in a pool of actuarial manufactured housing installments sales contracts and installment loan agreements (the "Contracts") and certain related property held by the Access Financial Manufactured Housing Contract Trust 1996-1 (the "Trust"). Cargill Financial Services Corporation (the "Sponsor") caused the Trust to acquire the Contracts from Access Financial Receivables Corp. (the "Seller").

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No vote or consent of holders of any class of certificate was solicited for any purpose during the year ended December 31, 1996.

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

                    Not applicable.

          2.        Financial Statement Schedules

                    Not applicable.

          3.        See Exhibit 99 below

(b)       The following reports on Form 8-K were filed for fiscal 1996.

          Date of Report                Item Covered
          May 27, 1998                  Monthly Reports to Certificate Holders

(c)       Exhibit 99

          99.1           Summary of Monthly Reports (June 1996 through December
1996)
          99.2           Uniform Single Attestation Program for Mortgage Brokers

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

Dated:    May 27, 1998

                                             CARGILL FINANCIAL SERVICES
                                             CORPORATION, as Sponsor


                                             By:  /s/  Robert D. Beach
                                                  ----------------------------
                                                  ROBERT D. BEACH
                                                  Vice President

                                 INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION                                                      PAGE
------    ---------------------------------------------                    ----

99.1      Summary of Monthly Reports (June 1996 through December 1996)

99.2      Uniform Single Attestation Program for Mortgage Brokers